Form 10-Q
period 2010-03-31
Southfield Energy CORP
filed 2010-05-14
CIK 1409941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-52782

Southfield Energy Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-5361270
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1240 Blalock Rd., Suite 150 Houston, Texas 77005
(Address of principal executive offices)

(713) 266-3700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of May 14, 2010 there were 7,410,000 shares of the issuer’s common stock, par value $0.001, outstanding.

SOUTHFIELD ENERGY

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHFIELD ENERGY CORPORATION
BALANCE SHEETS
As of March 31, 2010 and December 31, 2009
(Unaudited)

	March	December
	31, 2010	31, 2009
ASSETS
Current Assets:
Cash	$8,819	$68,826
Accounts Receivable	13,548	13,006

TOTAL CURRENT ASSETS	22,367	81,832

Property & Equipment:
Oil & Gas, on the basis of successful efforts accounting
Gross Proved Properties	346,199	346,199
Less: Accumulated Depletion and Depreciation	(89,679)	(85,179)
Net Proved Properties	256,520	261,020

Other Long Term Assets:
Gross Capitalized Loan and Convertible Debenture Costs	416,852	413,002
Less: Accumulated Amortization	(314,567)	(284,942)
Net Capitalized Loan and Convertible Debenture Costs	102,285	128,060

Available for Sale Securities	-	345,595
Less: Valuation Allowance	-	(279,345)
Net (market value)	-	66,250

TOTAL ASSETS	$381,172	$537,162

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Current Liabilities:
Accounts Payable	$93,134	$72,272
Accrued interest on Convertible Debentures	219,520	198,649
Current portion of Convertible Debentures Payable	224,000	190,000
Short term notes payable to related parties	3,900	-
TOTAL CURRENT LIABILITIES	540,554	460,921

Long Term Liabilities:
Convertible Debentures Payable	1,656,000	1,684,000
TOTAL LONG TERM LIABILITIES	1,656,000	1,684,000

TOTAL LIABILITIES	2,196,554	2,144,921

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value; 50,000,000 shares
authorized, 7,410,000 and 7,410,000 issued and
outstanding at 3/31/10 and 12/31/09, respectively	7,410	7,410
Additional Paid-in Capital	99,373	99,373
Deficit accumulated during the development stage	(24,718)	(24,718)
Accumulated deficit	(1,897,447)	(1,689,824)

TOTAL STOCKHOLDERS' DEFICIT	(1,815,382)	(1,607,759)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$381,172	$537,162

*See accompanying notes to the financial statements.

SOUTHFIELD ENERGY CORPORATION
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2010 and 2009
(Unaudited)

	March	March
	31, 2010	31, 2009

REVENUES:

Oil and Gas Production	$25,368	$12,568

EXPENSES:
Production Costs	3,610	7,671
Severance & Ad Valorem	1,789	1,390
DD&A	4,500	8,549
Unsuccessful Exploration Costs	-	30,933
Amortization of Loan and Convertible Debenture Costs	29,625	31,346
General and Administrative Expenses	141,504	103,464
TOTAL OPERATING EXPENSES	181,028	183,353

OPERATING LOSS	(155,660)	(170,785)

Other Income (Expense)
Interest Income	3	69
Loss on Sale of Securities	(654)	-
Interest Expense	(51,312)	(42,358)
Total Other Expenses	(51,963)	(42,289)

Net loss from continuing operations	$(207,623)	$(213,074)

Net income from discontinued operations	$-	$2,124

Net Loss	$(207,623)	$(210,950)

Other Comprehensive Loss:
Unrealized loss on available for sale securities	-	(126,000)

Total Comprehensive Loss	$(207,623)	$(336,950)

Weighted average common shares outstanding	7,410,000	7,410,000

Net Loss per common share from continuing operations (Basic & Diluted)	$(0.03)	$(0.03)

Net Income per common share from discontinued operations (Basic & Diluted)	$0.00	$0.00

Basic and diluted net loss per common share	$(0.03)	$(0.03)

*See accompanying notes to the financial statements.

SOUTHFIELD ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and 2009
(Unaudited)

	March	March
	31, 2010	31, 2009

Cash Flows From Operating Activities
Net loss from continuing operations	$(207,623)	$(213,074)
Net income from discontinued operations	-	2,124
Net loss	(207,623)	(210,950)

Adjustments to reconcile net loss to net cash used by
by operating activities
Loss on sale of AFS - Securities	654	-
Amortization of Loan & Convertible Debenture Costs	29,625	31,346
Depreciation, Depletion and Amortization	4,500	11,931
Changes in operating assets and liabilities:
A/P and Accrued expenses	41,733	22,974
Receivables	(542)	45,492
Prepaid Expenses	-	30,933
Net cash used by operating activities	$(131,653)	$(68,274)

Cash Flows From Investing Activities
Capitalized Investment in Proved Leaseholds	-	(76,035)
Sale of AFS - Securities	65,596	-
Net cash (used) provided by investing activities	$65,596	$(76,035)

Cash Flows From Financing Activities
Deferred financing costs	(3,850)	(33,932)
Convertible Debentures Payable	35,000	240,000
Repayment of Convertible Debentures Payable	(29,000)	-
Short term notes payable	3,900	-
Net cash provided from financing activities	$6,050	$206,068

Net change in cash	(60,007)	61,759
Cash, beginning of period	68,826	123,104
Cash, end of period	$8,819	$184,863

Supplemental disclosure of non-cash items:
Unrealized loss on available for sale securities	$-	$(126,000)

Income taxes paid in cash	$-	$-
Interest expense paid in cash	$23,542	$20,439

*See accompanying notes to the financial statements.

SOUTHFIELD ENERGY CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2010
(Unaudited)

				Deficit
				Accumulated		Accumulated
				During		Other
	Common Stock			Development	Accumulated	Comprehensive
	Shares	Amount	APIC	Stage	Deficit	Income	Total
Balance December 31, 2009	7,410,000	$7,410	$99,373	$(24,718)	$(1,689,824)	$-	$(1,607,759)

Net Loss	-	-	-	-	(207,623)	-	(207,623)

Balance March 31, 2010	7,410,000	$7,410	$99,373	$(24,718)	$(1,897,447)	$-	$(1,815,382)

*See accompanying notes to the financial statements.

SOUTHFIELD ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

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

NOTE 2 – Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and U.S. GAAP. The information furnished for the three months ended March 31, 2010 includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Because the Aldwell Unit was sold with an effective date of September 1, 2009, the accompanying unaudited financial statements for the three months ended March 31, 2010 and March 31, 2009 have been presented with the financial results from the Aldwell Unit in discontinued operations. All of the revenues and expenses associated with the Aldwell Unit prior to September 1, 2009 were part of our continuing operations at the time. However, subsequent to the sale, we separated the financial results of the Aldwell Unit from the continuing operations in 2009 and reclassified them into discontinued operations so that the impact of the sale of the Aldwell Unit can be compared across periods. All assets and liabilities of the Aldwell Unit have also been segregated from continuing operations on the balance sheet as of December 31, 2009.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operation, financial position or cash flow.

NOTE 3 – Reclassification

Certain items from the March 31, 2009 statements of operations have been reclassified to conform with the three months ended March 31, 2010 financial statement presentation. There is no effect on net income, cash flows or stockholders’ equity as a result of these reclassifications.

NOTE 4 – Going Concern

These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced losses and incurred negative cash flows from operations since inception. The Company’s ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support. The Company is currently attempting to obtain additional financing through its offering of three year notes to continue its operations. In order to raise additional equity capital, the Company has also registered its equity and is pursuing quotation of its common stock on the OTC Bulletin Board. However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

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

Sales and Retirement Policies: Gains and losses on the sale or abandonment of oil and gas properties are generally reflected in income. Costs of retired equipment, net of salvage value, are usually charged to accumulated amortization. As of March 31, 2010 and December 31, 2009, management has determined that the asset retirement obligation related to the plugging and abandonment of wells is immaterial individually and to the financial statements taken as a whole.  As such, no asset retirement obligation is recorded in the statements presented.  Management will review the potential obligation on an on-going basis and will record the obligation in the period it becomes material, either individually or in aggregate, to the financial statements.

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

Earnings Per Share: Southfield’s net income/loss per share has been calculated by dividing the net income/ loss for the period by the weighted average number of shares outstanding. Since all potentially dilutive securities would be considered anti-dilutive, the basic loss per share equals the fully diluted loss per share.  Earnings per share from discontinued operations for the three months ended March 31, 2010 is $.00 and net loss per share from continuing operations for the three months ended March 31, 2010 is ($.03).  For the three months ended March 31, 2009, net income per share for discontinued operations and net loss per share from continuing operations were $0.00 and ($0.03), respectively.

Deferred Financing Costs: Southfield incurred deferred financing costs in connection with raising capital through the sale of debentures. The costs have been capitalized as incurred and amortized over the three year life of the debentures using the effective interest method.  The net costs capitalized as of December 31, 2009 are $128,060 and the net costs capitalized as of March 31, 2010 are $102,285.

Stock Based Compensation: On January 1, 2006, the Company adopted the FASB standard which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued a bulletin related to the aforementioned FASB standard.  The Company’s financial statements reflect the impact of this standard.

Fair Value of Financial Instruments: Southfield includes fair value information in the Notes to the Financial Statements when the fair value of its financial instruments can be determined and is different from the carrying amounts reflected in the accompanying statements. Southfield generally assumes that the carrying amounts of cash, accounts receivable, accounts payable, accrued expenses, short-term debt and long-term debt approximate fair value. For non-current financial instruments, Southfield uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments. Management believes that the carrying amounts of the financial instruments are fairly represented in the financial statements.

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

Due to the sale of all available for sale securities during the first quarter of 2010, the Company held no assets that required measurement and recognition at fair value on a recurring basis as of March 31, 2010.

Use of Estimates: The preparation of financial statements in conformity with accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Southfield’s most significant financial estimates are based on the valuation of remaining proved oil and gas reserves, impairment of its long-lived assets, valuation of its assets using successful efforts accounting, and revenue recognition. Because of the nature of these estimates and the nature of exploration, development and production of oil and gas reserves, actual results could differ from these estimates and losses and reductions in value could occur. These possible losses and reductions in values which have not been reflected in the accompanying financial statements could be material to the Company’s revenues/earnings or losses and stockholders’ deficit. Due to the nature of the Company’s business plan to acquire additional properties to explore for oil and gas reserves, additional losses and reductions in value of the Company may occur in the future both related to properties currently being developed and new properties not yet acquired and those amounts could be substantial with respect to the Company’s financial position and operations. To be successful, the Company must acquire properties that result in significant amounts of recoverable amounts of oil and gas reserves and be successful in the marketing of those reserves over a long period of time in order to pay its acquisition, development, production and operating costs, to cover its credit and debt obligations, and to provide a return to its shareholders.

Concentrations of Credit Risk: Financial instruments that may potentially subject the Company to concentration of risk in the future consist primarily of cash which will be placed with high credit quality financial institutions at amounts that may at times exceed FDIC limits.

Accounts Receivable: Accounts receivable represent the amounts due from the sale of oil and gas. Based on collections history and review of accounts receivable aging, management does not believe that any allowance for doubtful accounts is necessary as of March 31, 2010 or December 31, 2009.

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

Cash and Cash Equivalents: Southfield considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at March 31, 2010 and December 31, 2009 were $8,819 and $68,826, respectively.

Investments: We account for securities available for sale in accordance with Financial Accounting Standards Board (“FASB”) guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive income (“OCI”) within stockholders’ deficit. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “(Gain) loss on short- and long-term investments” and “Other income” on our consolidated statements of operations. Trading gains and losses also are included in “(Gain) loss on short- and long-term investments.” Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments. In addition, throughout 2009, the FASB issued various authoritative guidance and enhanced disclosures regarding fair value measurements and impairments of securities which helps in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.

Recent Accounting Pronouncements

On January 1, 2009, the FASB issued a new accounting standard related to the disclosure of derivative instruments and hedging activities.  This standard expanded the disclosure requirements about an entity’s derivative financial instruments and hedging activities including qualitative disclosures about objectives and strategies for issuing derivatives, quantitative disclosures about fair value amounts of any gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. Southfield had no instruments that fell within the scope of this pronouncement as of March 31, 2010.

Effective January 1, 2009, a new accounting standard was issued related to determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception from hedge accounting.  Southfield had no instruments that fell within the scope of this pronouncement as of March 31, 2010.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective on October 1, 2009.  Southfield had no instruments that fell within the scope of this pronouncement as of March 31, 2010.

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

NOTE 6 - Related Party Transactions

On March 24, 2010, Ben Roberts and Tyson Rohde each made loans to the Company for $1,300. The loans have been evidenced by short terms notes due in 90 days with no accompanying interest. No interest was imputed for these loans because the expense is immaterial to the financial statements. The loans are general obligations of the Company and do not contain any first liens on the Company’s assets or liquidation preferences.

The total rent expense for each of the three months ended March 31, 2010 and March 31, 2009 was $9,183. After taking into account comparable rents in the immediate area, the rent paid by Southfield is a fair market value.

NOTE 7 – Convertible Debentures Payable

We have retained the services of MMR Investment Bankers, Inc. to represent the Company in a Debenture offering of $10 million. We also engaged Sunflower Management Group, a third party administrator for interest payments and technical compliance with the repayment requirements of the Debentures that have been sold.

MMR Investment Bankers, Inc. has created an account to reserve from the gross offering proceeds the first six months of interest payments due to any investor. Sunflower Management Group is managing the interest reserve account and is responsible for accruing and funding interest to investors as it becomes due. As of March 31, 2010 and December 31, 2009, the Company has $1,880,000 and $1,874,000 of three-year convertible Debentures outstanding, respectively. The Debentures bear interest at a rate of 10% and mature three years from the date of purchase.

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

Maturities of the notes over the next five years for the twelve months ending March 31are as follows:

2011	2012	2013	2014	2015
$224,000	$674,000	$580,000	$317,000	$85,000

NOTE 8 – Acquisitions & Capital Investments

In 2009, the Company successfully drilled the C-34 and C-35 wells located on the Mary King Estell Lease and invested approximately $61,395 and $61,916, respectively. The remainder of the capital investment in proved leaseholds was in the Aldwell Unit for roughly $5,785. This capital investment was used to drill and complete new wells and to recomplete existing production wells to enhance production in the field. The Company did not make any capital investments in oil and gas projects in the first quarter of 2010.

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

NOTE 10 – Discontinued Operations

On August 12, 2009, the Company sold its interest in the Aldwell Unit to the operator of the unit, Mariner Energy Inc., for $300,000.  Southfield divested the asset through an intermediary that charged the company 6% of the sales price to list the property, find qualified buyers and execute the sale. The effective date of the sale is September 1, 2009.  The carrying amount of the Aldwell Unit at the time of the sale was $132,012 less depreciation, depletion, and amortization of $6,146. Revenue from the Aldwell Unit for the three months ended March 31, 2009 was $8,821. Net income from the Aldwell Unit for the three months ended March 31, 2009 was $2,124.

NOTE 11 – Non-cash Compensation

There have been no additional issuances of equity for the three months ended March 31, 2010.

NOTE 12 – Depletion and Depreciation

DD&A expense from continuing operations decreased from $8,549 to $4,500 during the three months ended March 31, 2009 and 2010, respectively. This was due to a decrease in our capitalized expenses in proved properties and a lower depletion rate of our production in 2010 as compared to 2009. Depreciation, depletion and amortization have been calculated using the units of production method.

NOTE 13 – Capitalized Expenses

The Company is capitalizing expenses related to the Debenture Offering and amortizing them over the three year life of the Debentures according to the effective interest method. The gross capitalized loan and debenture costs were $416,852 and $413,002 as of March 31, 2010 and December 31, 2009, respectively. The accumulated amortization was $314,567 and $284,942; and the net capitalized loan and debenture costs were $102,285 and $128,060 for the same periods respectively.

NOTE 14 – Impairment of Proved Properties

The Company analyzed its proved oil and gas properties located in the Mary King Estell lease as of December 31, 2009. The estimated undiscounted net cash flows provided in the December 31, 2009 reserve report was greater than the carrying value of the assets, therefore no impairment was necessary. An impairment analysis was not conducted as of March 31, 2010 as there were no impairment indicators to necessitate an analysis.

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

Concentrations

The Company’s sales are dependent upon the performance of its producing wells and our ability to successfully partner with high quality oil and gas operators; any impacts to this industry could have a significant impact to the Company. For the quarter ended March 31, 2010, the Mary King Estell represented 100% of the total revenues of the Company and 100% of the accounts receivable. The Company generally does not require collateral to support accounts receivable or financial instruments subject to credit risk.

NOTE 16 – Oil and Gas Properties

As of the date of this report and as of March 31, 2010, the Company owned non-operated working interests in five wells in the Mary King Estell Lease which is operated by Durango Resources. According to the reserve analysis conducted by Netherland, Sewell and Associates, Inc., and the Company’s estimate of future income taxes, the estimated discounted net cash flow after taxes was $457,500 as of December 31, 2009. Because of our significant net loss carryforward, we do not expect to pay any federal income taxes on future net revenues provided from our Mary King Estell production, and therefore the pre-tax and after-tax estimate of discounted future net cash flows are both $457,000.

NOTE 17 – Supplementary Financial Information on Oil and Natural Gas Exploration, Development and Production Activities (unaudited).

Summary of general presentation and assumptions used in our Reserve Analysis

As of March 31, 2010, the Company’s disclosure of supplementary financial information on oil and natural gas exploration, development, and production activities is consistent with that discussed in Note 17 of its financial statements contained in the annual report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE 18 – Subsequent Events

On April 26, 2010 Ben Roberts, Tyson Rohde, and Goldbridge Consulting each made loans to the Company for $2,633. The loans have been evidenced by short term notes that mature 30 days from issuance with no accompanying interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this disclosure. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the volatility of oil, NGL and gas prices, production timing and volumes, estimates of proved reserves, operating costs and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this prospectus, particularly in “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” all of which are difficult to predict. As a result of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

Southfield Energy Corporation, a Nevada corporation formed in July 2005, is a Houston, Texas based company engaged in the investment in acquisition, exploration and development of moderate risk, oil and gas wells in the United States.  The Company’s core strategy is to earn revenue from existing non-operated working interests while investing in new opportunities to increase our oil and gas production and reserves; primarily through acquisitions of existing production and working interest investments in drilling programs of experienced and successful oil and gas operators active in Texas, Louisiana and Oklahoma.

Recent Developments

Durango Resources

Since partnering with Durango Resources, we have participated in the drilling and completion of five commercially viable oil and gas wells on the Mary King Estell lease in the Richard King Field in Nueces County, Texas. All of the wells were drilled to depths less than 6,500 feet, and are currently producing natural gas at various rates. We have not made any unsuccessful investments in this field and have thus far completed all of the wells that we have drilled. These wells produce gas from the Frio formation and constitute all of our revenues.  Our share of production from these wells was 5,970 barrels of oil equivalent in 2008 and 4,057 barrels of oil equivalent in 2009. We did not drill any new wells with Durango in the first quarter of 2010. However, Durango Resources has identified additional drilling locations that are adjacent to our current producing wells and has plans for additional drilling over the next twelve to twenty four months.  We anticipate investing in additional wells with Durango should the opportunity arise.

Aldwell Unit

From January 1, 2009 through August 31, 2009 the pro rata portion of production net to our working interest from the Aldwell Unit was 792 barrels of oil equivalent. Effective September 2009, we sold our assets located in the Aldwell Unit to Mariner Energy, Inc., the operator, for approximately $300,000, excluding a six percent sales commission.  The Aldwell Unit accounted for approximately 20% of our oil and natural gas revenue for the year ended December 31, 2008 and the nine months ended September 30, 2009.  As such, for the three months ending March 31, 2010, our revenues were derived entirely from our Richard King Field properties.

Equity Investment

In September and October 2008, we purchased an aggregate of 350,000 shares of common stock of Meridian Resources Corporation, an exploration and production company whose shares trade on the New York Stock Exchange under the ticker symbol “TMR.” As of December 31, 2008, we incurred an unrealized holding loss of $325,465 on our investment. As of December 31, 2008, the net market value of our TMR investment was $199,500, comprising approximately 22.2% of total assets. In June 2009, we sold an aggregate of 100,000 shares of common stock of Meridian Resources Corporation and realized a loss of $134,096. As of December 31, 2009 we determined the decline in value of the Meridian shares to be other than temporary. Based on this determination the shares were adjusted to their market value as of December 31, 2009 of $66,250. The difference between the cost and market value of the shares was recorded as impairment expense for $279,345. On January 4, 2010, we sold our remaining 250,000 shares of common stock in Meridian Resources Corporation and realized an approximate loss of $654 based on an average cost basis. We no longer have an equity investment in Meridian Resources or any other corporation. We do not have any current plans, proposals or arrangements, written or otherwise, to make any equity investment in Meridian Resources Corporation or any other company.

Results of Operation

Three Months Ended March 31, 2010 Compared to March 31, 2009

Production.  Our average monthly production decreased from approximately 426 Barrels of Oil Equivalent (“BOE”) in the first quarter of 2009 to 227 BOE in the first quarter of 2010. The decrease in our production was a result of the natural production decline of the Durango wells as well as the loss of production from the Aldwell Unit due to its divestiture.

Revenues and production.  The following table illustrates the primary components of revenues, production volumes and realized prices for the periods noted.

	For the three months ended 3/31/2009			For the three months ended 3/31/2010
	Production (BOE)	Avg. Price per BOE ($)	Total Revenues ($)	Production (BOE)	Avg. Price per BOE ($)	Total Revenues ($)
Aldwell Unit	286	30.84	8,821	-	-	-
Richard King	994	12.64	12,568	682	37.20	25,368
TOTAL	1,280	16.71	21,389	682	37.20	25,368

Revenues.   Revenues from continuing operations increased from $12,568 to $25,368 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, due to an increase in oil and gas prices. Production realized from the Aldwell Unit decreased by 286 barrels of oil equivalent (BOE) over the periods due to its sale and; and production in the Richard King Field decreased from 994 BOE to 682 BOE. Additionally, the average price per BOE increased from $16.71 to $37.18 for the three months ended March 31, 2009 to 2010, respectively.

Production.   Our average monthly production decreased from 331 Barrels of Oil Equivalent (“BOE”) in the first quarter of 2009 to 227 BOE in the first quarter of 2010. Most wells produce at higher initial rates and their production declines as they deplete over time. Our monthly production decreased for two reasons. First, our operator choked back the production from the Mary King Estell Lease to retain some of our gas to sell at higher prices. Second, we sold the Aldwell Unit for a profit to create additional liquidity for operating expenses and debt service.

Production costs.   Production costs, which includes lease operating expenses and excludes severance and ad valorem taxes, decreased from $7,671 to $3,610 during the three months ended March 31, 2009 and 2010, respectively.  Because of increases in oil and gas prices and decreases in our production costs, our production costs from continuing operations as a percentage of revenue decreased from 61% to 14% for the respective periods.

Depreciation, depletion and amortization (“DD&A”) expense.   DD&A expense from continuing operations decreased from $8,549 to $4,500 during the three months ended March 31, 2009 and 2010, respectively.  This was due to a decrease in our capitalized expenses in proved properties and a lower depletion rate of our production in 2010 as compared to 2009.

G&A expense.   Our general and administrative expense was $103,464 and $141,504 for the three months ended March 31, 2009 and 2010, respectively. These expenses include rent, office expenses, travel expenses, salaries for employees, consulting expenses, legal and accounting expenses and benefits for employees. This increase can be attributed primarily to increases in the following: legal and accounting expenses, consulting expenses, salaries, office supplies, insurance premiums, utilities and miscellaneous expenses. Many of the above expenses increased in connection with filing a registration statement with the Securities and Exchange Commission and becoming a publicly reporting company.

Income taxes.   Southfield experienced losses for the quarters ended March 31, 2009 and 2010 and therefore was not subject to federal income taxes.

Liquidity and Capital Resources

Historically, we have financed our operations through the sale of debt and equity securities and cash generated from operations.  As of March 31, 2010 we had $8,819 of cash and cash equivalents, a working capital deficit of $518,187 and a total stockholders’ deficit of $1,815,382.  Our expenses exceeded our revenues for the three months ended March 31, 2010; thus, we incurred a net operating loss of $155,660.

We will need to raise money through our registered offering of 3 Year Notes to fund our business plan and support our operations after April 1, 2010.  The length of time we are able to operate is contingent on the amount of money we raise through our Offering.  We offer no assurance that we will be able to raise any amount of money through the Offering.  To the extent we are able to raise an amount of money in the Offering to cover our operating expenses; we plan to invest the proceeds in additional working interests in existing oil and gas production as well as new oil and gas wells.  Because our proved reserves and production decline continually over time, we will need to make additional investments in oil and gas projects to sustain our level of revenue. Our financial statements for the three months ended March 31, 2010 includes a going concern note.  Although we have successfully funded our operations to date by attracting investors to our equity and debt, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations.  If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations, sell our assets or cease operations and file for bankruptcy.

The accompanying financial statements have been prepared assuming that Southfield will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $131,653 and $68,274 for the three months ended March 31, 2010 and 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by selling 3 Year Notes and seeking additional outside financing through either debt or sales of its common stock.

Maturities of the notes over the next five years for the twelve months ending March 31 are as follows:

2011	2012	2013	2014	2015
$224,000	$674,000	$580,000	$317,000	$85,000

Currently, the Company does not have sufficient cash to meet its short term and long term debt obligations. Without substantial capital investment from issuances of debt and/or equity, the Company will not be able to meet its obligations. The Company has registered its common stock with the Securities and Exchange Commission and is pursuing the quotation of its common stock on the OTC Bulletin Board to raise additional equity capital for the business.

Cash Flows

Operating activities. Net cash used in operating activities for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was $131,653 and $68,274, respectively. We incurred a loss on the sale of available for sale securities of $654; amortization of loan and debenture costs of $29,625; depreciation, depletion and amortization costs from continuing operations of $4,500; an increase in cash flows from accounts payable and accrued expenses of $41,733; and a decrease in cash flow from receivables of $542, respectively. Accounts payable increased primarily from legal and accounting expenses related to the registration of our 3 Year Notes and public reporting requirements.

Investing activities.  Net cash provided / (used) in investing activities for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was $65,596 and $(76,035), respectively. We did not make any capital investments in proved leaseholds during the period. The primary reason for the increase in cash flows from investing activities was due to the sale of available for sale securities which accounted for $65,596 of cash provided by investing activities.

Financing activities.  Net cash provided from financing activities for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was $6,050 and $206,068, respectively. This change was primarily due to a decrease in debenture sales from $240,000 to $35,000 for the respective periods. We also repaid 29,000 of debentures in the first quarter of 2010.

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

Contractual Obligations

	Payments Due By Period
Contractual Obligations at March 31, 2010	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible Debentures	$1,880,000	$224,000	$1,571,000	$85,000	$0

Short term notes payable	$3,900	$3,900	$0	$0	$0

Total	$1,883,900	$227,900	$1,571,000	$85,000	$0

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

Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. Changes in any of these estimates can result in revisions to the estimated asset retirement obligation. Revisions to the estimated asset retirement obligation are recorded with an offsetting change to the carrying amount of the related oil and gas properties, resulting in prospective changes to depletion and accretion expense. Because of the subjectivity of assumptions and the relatively long life of most of our oil and gas properties, the costs to ultimately retire these assets may vary significantly from our estimates. Based on our calculation as of March 31, 2010 the asset retirement obligation liability was immaterial to the financial statements. We will continually evaluate this liability and record it, if and when it becomes material.

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

Recently Issued Accounting Pronouncements
On January 1, 2009, the FASB issued a new accounting standard related to the disclosure of derivative instruments and hedging activities.  This standard expanded the disclosure requirements about an entity’s derivative financial instruments and hedging activities including qualitative disclosures about objectives and strategies for issuing derivatives, quantitative disclosures about fair value amounts of any gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. Southfield had no instruments that fell within the scope of this pronouncement as of March 31, 2010.

Effective January 1, 2009, a new accounting standard was issued related to determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception from hedge accounting.  Southfield had no instruments that fell within the scope of this pronouncement as of March 31, 2010.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective on October 1, 2009.  Southfield had no instruments that fall within the scope of this pronouncement as of March 31, 2010.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4T.	CONTROLS AND PROCEDURES

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

Material Weakness in Internal Control.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.) As of March 31, 2010, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.) As of March 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of our internal controls evaluation for the previously filed annual report on Form 10-K, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

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

As of March 31, 2010, 100% of our oil and natural gas properties were derived from the Richard King Field. Should the production in this field decrease at a rate faster than anticipated, our revenues and cash flow to make payments on our debt could be adversely affected. In connection with the Richard King Field, we have partnered with Durango Resources Corporation as operator.  The failure of Durango Resources to perform its duties as operator in the Richard King Field could prevent us from generating revenues.  In addition, events referred to as force majeure, such as an act of God, act of a public enemy, fire, flood, lightning, etc. could prevent us from generating revenues.

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

Other companies operated all of our production as of March 31, 2010. We have limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital with respect to exploration, exploitation, development or acquisition activities. The success and timing of exploration, exploitation and development activities on properties operated by others depend upon a number of factors determined by the operator, including:

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

As of March 31, 2010 our directors and officers beneficially own 18.9% of our outstanding common stock. See “Security Ownership of Certain Beneficial Owners and Management.” This shareholding level will allow the directors, officers and certain beneficial owners to have a significant degree of influence on matters that are required to be approved by shareholders, including the election of directors and the approval of significant transactions. The short-term interests of our directors, officers and certain beneficial owners may not always be aligned with the long-term interests of our shareholders, and vice versa. Because our directors, officers and certain beneficial owners have a significant degree of influence on matters that are required to be approved by our shareholders, they could influence the approval of transactions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not purchase or sell any unregistered securities during the period covered by this report.

We filed a registration statement for $10 million of 3 Year Notes that became effective on February 11, 2010. The 3 Year Notes are not convertible and are being offered directly through the company with the assistance of placement agents. The sales process for the placement of 3 Year Notes has commenced, however no sales were made as of March 31, 2010. The reason that sales have not been made is because we are working to fulfill state regulatory requirements and register the offering in certain states pursuant to Blue Sky Laws.

ITEM 3.	DEFAULTS UPON

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our securityholders during the quarter ended March 31, 2010.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits.

	31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
	31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
	32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHFIELD ENERGY CORPORATION

Dated: May 14, 2010	By:	/s/ Ben Roberts
Ben Roberts
President and CEO