Form 10-Q
period 2010-06-30
Southfield Energy CORP
filed 2010-08-20
CIK 1409941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 20, 2010 there were 7,410,000 shares of the issuer’s common stock, par value $0.001, outstanding.

SOUTHFIELD ENERGY

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHFIELD ENERGY CORPORATION
BALANCE SHEETS
As of June 30, 2010 and December 31, 2009
(Unaudited)

	6 Months Ended	12 Months Ended
	June 30, 2010	December 31, 2009

Current Assets:
Cash	$8,718	$68,826
Accounts Receivable	35	13,006
TOTAL CURRENT ASSETS	8,753	81,832

Property & Equipment:
Oil & Gas, on the basis of successful efforts accounting
Gross Proved Properties	347,680	346,199
Less: Accumulated Depletion and Depreciation	(90,597)	(85,179)
Net Proved Properties	257,083	261,020

Other Long Term Assets:
Gross Capitalized Loan and Debenture Costs	421,003	413,002
Less: Accumulated Amortization	(344,567)	(284,942)
Net Capitalized Loan and Convertible Debenture Costs	76,436	128,060

Available for Sale Securities		345,595
Less: Valuation Allowance		(279,345)
Net (market value)	-	66,250

TOTAL ASSETS	$342,272	$537,162

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$92,576	$72,272
Accrued Interest on Convertible Debentures	247,892	198,649
Current Portin of Convertible Debentures Payable	295,000	190,000
Short term notes payable to related parties	11,799	-
TOTAL CURRENT LIABILTITES	647,267	460,921

Long Term Liabilities:
Convertible Debentures Payable	1,614,198	1,684,000
Asset Retirement Obligaion	1,555	-
TOTAL LONG TERM LIABILITIES	1,615,753	1,684,000

TOTAL LIABILITIES	2,263,020	2,144,921

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 50,000,000 shares
authorized, 7,410,000 and 7,410,000 issued and
outstanding at 6/30/10 and 12/31/09, respectively	7,410	7,410
Additional Paid-in-Capital	111,217	99,373
Deficit accumulated during the development stage	(24,718)	(24,718)
Accumulated deficit	(2,014,657)	(1,689,824)

TOTAL STOCKHOLDERS' DEFICIT	(1,920,748)	(1,607,759)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$342,272	$537,162

SOUTHFIELD ENERGY CORPORATION
STATEMENTS OF OPERATIONS
For the three and six months ended
June 30, 2010 and June 30, 2009
(Unaudited)

	3 Months Ended	3 Months ended	6 Months Ended	6 Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
		(Restated)		(Restated)
REVENUES

Oil and Gas Production	$11,347	$7,905	$36,715	$31,851

Expenses:
Production Costs	8,923	7,585	12,533	17,074
Severence and Ad Valorem	555	465	2,344	3,371
DD&A	992	5,269	5,492	17,099
Amortization of Loan & Convertible Debenture Costs	30,000	31,346	59,625	66,834
Unsuccessful Exploration Costs	-	-	-	30,933
General and Administrative Expenses	36,036	258,319	177,540	227,686
TOTAL OPERATING EXPENSES	76,506	302,984	257,534	362,997

OPERATING LOSS	(65,159)	(295,079)	(220,819)	(331,146)

Other Income (Expense)
Interest Income	2	32	5	101
Total Other Income	2	32	5	101

Other Expense
Loss on Sale of Securities	(654)		(654)	(134,096)
Interest Expense	(52,053)	(46,968)	(103,365)	(89,326)
Total Other Expense	(52,707)	(46,968)	(104,019)	(223,422)

Total Other Income (Expense)	(52,705)	(46,936)	(104,014)	(223,321)

Net loss from continuing operations	$(117,864)	$(342,015)	$(324,833)	$(554,467)

Net income from discontinued operations	$-	$1,554	$-	$9,894

Net Loss	$(117,864)	$(340,461)	$(324,833)	$(544,573)

Unrealized loss on available for sale securities	-	(126,000)	-	(66,727)

Total Comprehensive Loss	$(117,864)	$(466,461)	$(324,833)	$(611,300)

Weighted average common shares outstanding	7,410,000	7,410,000	7,410,000	7,410,000

Net Loss per common share from continuing operations (Basic & Diluted)	$(0.02)	$(0.05)	$(0.04)	$(0.07)

Net Income per common share from discontinued operations (Basic & Diluted)	$-	$-	$-	$-

Basic and diluted net loss per common share	$(0.02)	$(0.05)	$(0.04)	$(0.07)

SOUTHFIELD ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2010 and 2009
(Unaudited)

	June 30, 2010	June 30, 2009

Cash Flows From Operating Activities
Net loss from continuing operations	(324,833)	(554,467)
Net income from discontinued operations	0	9,894
Net loss	(324,833)	(544,573)

Adjustments to reconcile net loss to net cash (used) provided by operating activities
Loss on trading securities	654	134,096
Amortization of Loan & Debenture Costs	58,685	66,834
Depreciation, Depletion and Amortization	5,492	23,862
Changes in operating assets and liabilities:
Payables	20,304	(10,631)
Accrued Interest	49,243	46,419
Receivables	12,971	44,758
Prepaid Expenses		30,933
Net cash (used) provided by operating activities	(177,484)	(208,302)

Cash Flows From Investing Activities
Capitalized Investment in Proved Leaseholds	0	(138,932)
Sale of AFS - Securities	65,596	45,273
Net cash used by investing activities	65,596	(93,659)

Cash Flows From Financing Activities
Capital Contributions from Shareholders	11,844	-
Deferred financing costs	(7,061)	(49,239)
Debentures Payable	35,198	335,000
Related Party Borrowings	11,799
Net cash provided from financing activities	51,780	285,761

Net decrease in cash	(60,108)	(16,200)
Cash, beginning of period	68,826	123,104
Cash, end of period	8,718	106,904

Supplemental disclosure of non-cash items:
Unrealized gain/loss on available for sale securities	0	(66,727)

Interest expense paid in cash	103,365	42,908

SOUTHFIELD ENERGY CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the six months ended June 30, 2010
(Unaudited)

				Deficit		Accumulated
				Accumulated		Other
	Common Stock			During	Accumulated	Comprehensive
	Shares	Amount	APIC	Development Stage	Deficit	Income	Total
Balance December 31, 2009	7,410,000	$7,410	$99,373	$(24,718)	$(1,689,824)	$-	$(1,607,759)

Expense paid by Shareholder			11,844				11,844

Net Loss					(324,833)		(324,833)

Balance June 30, 2010	7,410,000	$7,410	$111,217	$(24,718)	$(2,014,657)	$-	$(1,920,748)

SOUTHFIELD ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Nature of Operations

SOUTHFIELD ENERGY CORPORATION (the "Company" or “Southfield”), is an oil and gas investment company.  It invests in the exploration, development, and production of oil & gas in the United States.  The focus of its activity has been in Texas, Louisiana, and Oklahoma. The Company intends to invest funds primarily as a working interest owner, royalty interest owner or mineral lease owner. Generally, the Company will be a minority owner in each well. The Company expects most of its investments to range from 5-25% of the total investment required for any given project, and anticipates that its investment in each project will range from $50,000 to $250,000.

NOTE 2 – Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and U.S. GAAP. The information furnished for the three and six months ended June 30, 2010 includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Because the Aldwell Unit was sold with an effective date of September 1, 2009, the accompanying unaudited financial statements for the three months and six months ended June 30, 2010 and June 30, 2009 have been presented with the financial results from the Aldwell Unit in discontinued operations. All of the revenues and expenses associated with the Aldwell Unit prior to September 1, 2009 were part of our continuing operations at the time. However, subsequent to the sale, we separated the financial results of the Aldwell Unit from the continuing operations in 2009 and reclassified them into discontinued operations so that the impact of the sale of the Aldwell Unit can be compared across periods.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operation, financial position or cash flow.

NOTE 3 – Reclassification

Certain items from the June 30, 2009 statements of operations have been reclassified to conform with the three and six months ended June 30, 2010 financial statement presentation. There is no effect on net income, cash flows or stockholders’ equity as a result of these reclassifications.

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

Asset Retirement Obligation: The Company accrues asset retirement obligations and corresponding accretion expense over the expected useful life of our assets where material liabilities are reasonably anticipated to be incurred related to the disposition of such assets in the future.

Sales and Retirement Policies: Gains and losses on the sale or abandonment of oil and gas properties are generally reflected in income. Costs of retired equipment, net of salvage value, are usually charged to accumulated amortization. As of June 30, 2010 and December 31, 2009, management has determined that the asset retirement obligation related to the plugging and abandonment of wells is immaterial individually and to the financial statements taken as a whole.  As such, no asset retirement obligation is recorded in the statements presented.  Management will review the potential obligation on an on-going basis and will record the obligation in the period it becomes material, either individually or in aggregate, to the financial statements.

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
Due to the sale of all available for sale securities during the first quarter of 2010, we held no assets that required measurement and recognition at fair value on a recurring basis as of June 30, 2010.

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

Accounts Receivable: Accounts receivable represent the amounts due from the sale of oil and gas. Based on collections history and review of accounts receivable aging, management does not believe that any allowance for doubtful accounts is necessary as of June 30, 2010 or December 31, 2009.

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

Recent Accounting Pronouncements

On January 1, 2009, the FASB issued a new accounting standard related to the disclosure of derivative instruments and hedging activities.  This standard expanded the disclosure requirements about an entity’s derivative financial instruments and hedging activities including qualitative disclosures about objectives and strategies for issuing derivatives, quantitative disclosures about fair value amounts of any gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. Southfield had no instruments that fell within the scope of this pronouncement as of June 30, 2010.

Effective January 1, 2009, a new accounting standard was issued related to determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception from hedge accounting.  Southfield had no instruments that fell within the scope of this pronouncement as of June 30, 2010.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective on October 1, 2009.  Southfield had no instruments that fell within the scope of this pronouncement as of June 30, 2010.

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

NOTE 6 - Related Party Transactions

On March 24, 2010, Ben Roberts and Tyson Rohde each made loans to the Company for $1,300. The loans have been evidenced by short terms notes due in 90 days with no accompanying interest. No interest was imputed for these loans because the expense is immaterial to the financial statements. As of June 30, the loans were general obligations of the Company and do not contain any first liens on the Company’s assets or liquidation preferences. These loans were repaid on August 12, 2010.

On April 26, 2010, Ben Roberts and Tyson Rohde each made loans to the Company for $2,633. The loans have been evidenced by short terms notes due in 30 days with no accompanying interest. No interest was imputed for these loans because the expense is immaterial to the financial statements. The loans were general obligations of the Company and do not contain any first liens on the Company’s assets or liquidation preferences. These loans were repaid on August 12, 2010.

On June 4, 2010, Ben Roberts and Tyson Rohde each provided additional paid in capital to the Company in the amount of $5,922. These amounts are not required to be repaid by the Company and were used to fund insurance premiums for the directors and officers of the Company.
NOTE 7 – Convertible Debentures Payable

We have retained the services of MMR Investment Bankers, Inc. to represent the Company in a Debenture offering of $10 million. We also engaged Sunflower Management Group, a third party administrator for interest payments and technical compliance with the repayment requirements of the Debentures that have been sold.

MMR Investment Bankers, Inc. has created an account to reserve from the gross offering proceeds the first six months of interest payments due to any investor. Sunflower Management Group is managing the interest reserve account and is responsible for accruing and funding interest to investors as it becomes due. As of June 30, 2010 and December 31, 2009, the Company has $1,909,198 and $1,874,000 of three-year convertible Debentures outstanding, respectively. The Debentures bear interest at a rate of 10% and mature three years from the date of purchase.

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

Maturities of the notes over the next five years for the twelve months ending June 30 are as follows:

2011	2012	2013	2014	2015
$295,000	$593,000	$619,198	$317,000	$85,000

NOTE 8 – Acquisitions & Capital Investments

In 2009, the Company successfully drilled the C-34 and C-35 wells located on the Mary King Estell Lease and invested approximately $61,395 and $61,916, respectively. The remainder of the capital investment in proved leaseholds was in the Aldwell Unit for roughly $5,785. This capital investment was used to drill and complete new wells and to recomplete existing production wells to enhance production in the field. The Company did not make any capital investments in oil and gas projects during the six months ending June 30, 2010.

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

NOTE 10 – Discontinued Operations

On August 12, 2009, the Company sold its interest in the Aldwell Unit to the operator of the unit, Mariner Energy Inc., for $300,000.  Southfield divested the asset through an intermediary that charged the company 6% of the sales price to list the property, find qualified buyers and execute the sale. The effective date of the sale is September 1, 2009.  The carrying amount of the Aldwell Unit at the time of the sale was $132,012 less depreciation, depletion, and amortization of $6,146. Revenue and Net Income from the Aldwell Unit for the three months ended June 30, 2010 was $8,821 and $2,124, respectively. Revenue from the Aldwell Unit for the six months ended June 30, 2009 was $18,890.  Net income from the Aldwell Unit for the six months ended June 30, 2009 was $9,894.

NOTE 11 – Non-cash Compensation

There have been no additional issuances of equity for the three months ended June 30, 2010.

NOTE 12 – Depletion and Depreciation

DD&A expense from continuing operations decreased from $5,269 to $992 for the three months ended June 30, and from $17,099 to $5,492 for the six months ended June 30 for the years 2009 and 2010, respectively. This was due to a decrease in our capitalized expenses in proved properties and a lower depletion rate of our production in 2010 as compared to 2009. Depreciation, depletion and amortization have been calculated using the units of production method.

NOTE 13 – Capitalized Expenses

The Company is capitalizing expenses related to the Debenture Offering and amortizing them over the three year life of the Debentures according to the effective interest method. The gross capitalized loan and debenture costs were $421,003 and $413,002 as of June 30, 2010 and December 31, 2009, respectively. The accumulated amortization was $344,567 and $284,942; and the net capitalized loan and debenture costs were $76,436 and $128,060 for the same periods respectively.

NOTE 14 – Impairment of Proved Properties

The Company analyzed its proved oil and gas properties located in the Mary King Estell lease as of December 31, 2009. The estimated undiscounted net cash flows provided in the December 31, 2009 reserve report was greater than the carrying value of the assets, therefore no impairment was necessary. An impairment analysis was not conducted as of June 30, 2010 as there were no impairment indicators to necessitate an analysis.

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

Concentrations

The Company’s sales are dependent upon the performance of its producing wells and our ability to successfully partner with high quality oil and gas operators; any impacts to this industry could have a significant impact to the Company. For the quarter ended June 30, 2010, the Mary King Estell lease represented 100% of the total revenues of the Company and 100% of the accounts receivable. The Company generally does not require collateral to support accounts receivable or financial instruments subject to credit risk.

NOTE 16 – Oil and Gas Properties

As of June 30, 2010, the Company owned non-operated working interests in five wells in the Mary King Estell Lease which is operated by Durango Resources. According to the reserve analysis conducted by Netherland, Sewell and Associates, Inc., and the Company’s estimate of future income taxes, the estimated discounted net cash flow after taxes was $457,500 as of December 31, 2009. Because of our significant net loss carryforward, we do not expect to pay any federal income taxes on future net revenues provided from our Mary King Estell production, and therefore the pre-tax and after-tax estimate of discounted future net cash flows are both $457,000.

As a subsequent event to this reporting period, effective August 1, 2010, the Company sold its interest in the Mary King Estell lease for $150,000. The Company is paying a 6% commission to a listing service that listed the assets for sale. The proceeds from the sale of the assets will be used to meet current and long-term obligations of the Company. The Company no longer has oil and gas assets or other revenue producing assets and unless it receives additional debt or equity funding will not be able to invest in oil and gas projects or fulfill its obligations to its creditors.

NOTE 17 – Supplementary Financial Information on Oil and Natural Gas Exploration, Development and Production Activities (unaudited).

Summary of general presentation and assumptions used in our Reserve Analysis

As of June 30, 2010, the Company’s disclosure of supplementary financial information on oil and natural gas exploration, development, and production activities is consistent with that discussed in Note 17 of its financial statements contained in the annual report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE 18 – Subsequent Events

As a subsequent event to this reporting period, effective August 1, 2010, the Company sold its interest in the Mary King Estell lease for $150,000. The Company is paying a 6% commission to a listing service that listed the assets for sale. The proceeds from the sale of the assets will be used to meet current and long-term obligations of the Company. The Company no longer has oil and gas assets or other revenue producing assets and unless it receives additional debt or equity funding will not be able to invest in oil and gas projects or fulfill its obligations to its creditors.

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

Overview

Southfield Energy Corporation, a Nevada corporation formed in July 2005, is a Houston, Texas based company engaged in the investment in acquisition, exploration and development of moderate risk, oil and gas wells in the United States.  The Company’s core strategy is to earn revenue by investing in non-operated working interests to develop oil and gas production and reserves; primarily through acquisitions of existing production and working interest investments in drilling programs of experienced and successful oil and gas operators active in Texas, Louisiana and Oklahoma.

Recent Developments

Durango Resources

Since partnering with Durango Resources, we have participated in the drilling and completion of five commercially viable oil and gas wells on the Mary King Estell lease in the Richard King Field in Nueces County, Texas. All of the wells were drilled to depths less than 6,500 feet, and as of the date of this report, were producing natural gas at various rates. We have not made any unsuccessful investments in this field and have thus far completed all of the wells that we have drilled. These wells produce gas from the Frio formation, and as of June 30, 2010, constituted all of our revenues.  Our share of production from these wells was 5,970 barrels of oil equivalent in 2008 and 4,057 barrels of oil equivalent in 2009. We did not drill any new wells with Durango in the first or second quarter of 2010.   As a subsequent event to this reporting period, effective August 1, 2010, the Company sold its interest in the Mary King Estell lease for $150,000. The Company is paying a 6% commission to a listing service that listed the assets for sale. The proceeds from the sale of the assets will be used to meet current and long-term obligations of the Company. The Company no longer has oil and gas assets and unless it receives additional debt or equity funding will not be able to invest in oil and gas projects or fulfill its obligations to its creditors.

Aldwell Unit

From January 1, 2009 through August 31, 2009 the pro rata portion of production net to our working interest from the Aldwell Unit was 792 barrels of oil equivalent. Effective September 2009, we sold our assets located in the Aldwell Unit to Mariner Energy, Inc., the operator, for approximately $300,000, excluding a six percent sales commission.  The Aldwell Unit accounted for approximately 20% of our oil and natural gas revenue for the year ended December 31, 2008 and the nine months ended September 30, 2009.  As such, for the six months ending June 30, 2010, our revenues were derived entirely from our Richard King Field properties.

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

Results of Operation

Six Months Ended June 30, 2010 Compared to June 30, 2009

Production.  Our average monthly production decreased from approximately 420 Barrels of Oil Equivalent (“BOE”) for the six months ended June 30, 2009 to 201 BOE for the six months ended June 30,2010. The decrease in our production was a result of the natural production decline of the Durango wells as well as the loss of production from the Aldwell Unit due to its divestiture.

Revenues and production.  The following table illustrates the primary components of revenues, production volumes and realized prices for the periods noted.

	For the six months ended 6/30/2009			For the six months ended 6/30/2010
	Production (BOE)	Avg. Price per BOE ($)	Total Revenues ($)	Production (BOE)	Avg. Price per BOE ($)	Total Revenues ($)
Aldwell Unit	572	33.02	18,890	-	-	-
Richard King	1,953	16.31	31,851	1,206	30.44	36,715
TOTAL	2,525	20.10	50,741	1,206	30.44	36,715

Revenues.   Revenues from continuing operations decreased from $50,741 to $36,715 for the six months ended June 30, 2009, as compared to the six months ended June 30, 2010, due to the divestiture of the Aldwell Unit. Production realized from the Aldwell Unit decreased by 572 barrels of oil equivalent (BOE) over the periods due to its sale and; and production in the Richard King Field decreased from 1,953 BOE to 1,206 BOE. Additionally, the average price per BOE increased from $20.10 to $30.44 for the six months ended June 30, 2009 to 2010, respectively.

Production.   Our average monthly production decreased from 420 Barrels of Oil Equivalent (“BOE”) in the in the six months ended June 30, 2009 to 201 BOE in the six months ended June 30, 2010. Most wells produce at higher initial rates and their production declines as they deplete over time. Our monthly production decreased for two reasons. First, our operator choked back the production from the Mary King Estell Lease to retain some of our gas to sell at higher prices. Second, we sold the Aldwell Unit for a profit to create additional liquidity for operating expenses and debt service.

Production costs.   Production costs, which includes lease operating expenses and excludes severance and ad valorem taxes, decreased from $17,074 to $12,533 during the six months ended June 30, 2009 and 2010, respectively.  Because of increases in oil and gas prices and decreases in our production costs, our production costs from continuing operations as a percentage of revenue decreased from 54% to 34% for the respective periods.

Depreciation, depletion and amortization (“DD&A”) expense.   DD&A expense from continuing operations decreased from $5,269 to $992 for the three months ended June 30, and from $17,099 to $5,492 for the six months ended June 30 for the years 2009 and 2010, respectively. This was due to a decrease in our capitalized expenses in proved properties and a lower depletion rate of our production in 2010 as compared to 2009. Depreciation, depletion and amortization have been calculated using the units of production method.

G&A expense.   Our general and administrative expense was $258,319 and $36,036 for the three months ended June 30 and was $227,686 and $177,540 for the six months ended, 2009 and 2010, respectively. These expenses include rent, office expenses, travel expenses, salaries for employees, consulting expenses, legal and accounting expenses and benefits for employees. These decreases can be attributed primarily to decreases in one or more of the following: legal and accounting expenses, consulting expenses, salaries, office supplies, insurance premiums, utilities and miscellaneous expenses.

             Income taxes.   Southfield experienced losses for the quarters ended June 30, 2009 and 2010 and therefore was not subject to federal income taxes.

Liquidity and Capital Resources

Historically, we have financed our operations through the issuance of debt and equity securities and cash generated from operations.  As of June 30, 2010 we had $8,718 of cash and cash equivalents, a working capital deficit of $638,514 and a total stockholders’ deficit of $1,920,748.  Our expenses exceeded our revenues for the three and six months ended June 30, 2010; thus, we incurred a net operating loss of $65,159 and $220,819, respectively.

We need to raise money through our registered offering of 3 Year Notes to fund our business plan and support our operations.  The length of time we are able to operate is contingent on the amount of money we raise through our Offering.  We offer no assurance that we will be able to raise any amount of money through the Offering.  To the extent we are able to raise an amount of money in the Offering to cover our operating expenses; we plan to invest the proceeds in additional working interests in existing oil and gas production as well as new oil and gas wells.  Because we have sold all of our oil and gas assets, we will need to make additional investments in oil and gas projects to create new revenue. Our financial statements for the periods ended June 30, 2010 includes a going concern note.  Although we have successfully funded our operations to date by attracting investors to our equity and debt, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations.  If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations, sell our assets or cease operations and file for bankruptcy.

The accompanying financial statements have been prepared assuming that Southfield will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $177,484 and $208,302 for the three months ended June 30, 2010 and 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by selling 3 Year Notes and seeking additional outside financing through either debt or sales of its common stock.

Maturities of the notes over the next five years for the twelve months ending June 30 are as follows:

2011	2012	2013	2014	2015
$295,000	$593,000	$619,198	$317,000	$85,000

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

Cash Flows

Operating activities. Net cash used in operating activities for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was $177,484 and $208,302, respectively. We incurred a loss on the sale of available for sale securities of $654; amortization of loan and debenture costs of $58,685; depreciation, depletion and amortization costs from continuing operations of $5,492; an increase in cash flows from accounts payable and accrued expenses of $69,547; and a increase in cash flow from receivables of $12,971, respectively. Accounts payable increased primarily from legal and accounting expenses related to the registration of our 3 Year Notes and public reporting requirements.

Investing activities.  Net cash provided / (used) in investing activities for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was $65,596 and $(93,659), respectively. We did not make any capital investments in proved leaseholds during the period. The primary reason for the increase in cash flows from investing activities was due to the sale of available for sale securities which accounted for $65,596 of cash provided by investing activities.

Financing activities.  Net cash provided from financing activities for the six months ended June, 2010 as compared to the six months ended June 30, 2009 was $51,780 and $285,761, respectively. This change was primarily due to a decrease in debenture sales from $335,000 to $35,198 for the respective periods. We also repaid $29,000 of debentures in the first and second quarter of 2010.

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

Contractual Obligations

	Payments Due By Period
Contractual Obligations at June 30, 2010	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible Debentures	$1,909,198	$295,000	$1,529,198	$85,000	$0
Short term notes payable	$11,799	$11,799	$0	$0	$0
Total	$1,920,997	$106,799	$1,529,198	$85,000	$0

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

Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. Changes in any of these estimates can result in revisions to the estimated asset retirement obligation. Revisions to the estimated asset retirement obligation are recorded with an offsetting change to the carrying amount of the related oil and gas properties, resulting in prospective changes to depletion and accretion expense. Because of the subjectivity of assumptions and the relatively long life of most of our oil and gas properties, the costs to ultimately retire these assets may vary significantly from our estimates. Based on our calculation as of June 30, 2010 the asset retirement obligation liability was $1,555.

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

Recently Issued Accounting Pronouncements
On January 1, 2009, the FASB issued a new accounting standard related to the disclosure of derivative instruments and hedging activities.  This standard expanded the disclosure requirements about an entity’s derivative financial instruments and hedging activities including qualitative disclosures about objectives and strategies for issuing derivatives, quantitative disclosures about fair value amounts of any gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. Southfield had no instruments that fell within the scope of this pronouncement as of June 30, 2010

Effective January 1, 2009, a new accounting standard was issued related to determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception from hedge accounting.  Southfield had no instruments that fell within the scope of this pronouncement as of June 30, 2010.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective on October 1, 2009.  Southfield had no instruments that fall within the scope of this pronouncement as of June 30, 2010.

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

Plan of Operation

Over the next twelve months we intend to develop the following initiatives:

Financing

We anticipate raising $10 million in debt financing over the next 12-24 months through the sale of 3 Year Notes as described in our S-1 filing. In addition to the sale of 3 Year Notes, we anticipate raising additional equity capital provided that the terms and conditions for the placement of such funding is based upon an equity valuation and underwriting fees that are amenable to our board of directors. However, due to historical inconsistencies of funding, we may receive far less funding than the $10 million, or perhaps, no additional funding at all.

Revenue Generation

We intend to invest a portion of the gross proceeds from the issuance of the $10 million in 3 Year Notes into oil and gas projects. We expect these to include a combination of acquisitions of proved producing properties with drilling or recompletion upside and investment in exploratory and development drilling programs. After the deployment of this capital, we expect our production, reserves, revenues and cash flow to increase substantially. However, we have received minimal proceeds of 3 Year Notes from placements agents to date and we believe it will be difficult to raise the additional capital required to invest in new projects to generate sufficient revenues to continue operations.

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

1.) As of June 30, 2010, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.) As of June 30, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

An investment in our common stock or debt involves a high degree of risk. You should carefully consider the following risk factors, and other information included in annual and periodic reports filed with the SEC. The risk factors set forth below are not the only risks that may affect our business. Our business could also be impacted by additional risks not currently known to us or that we currently deem to be immaterial.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected, and you could lose part or all of your investment.

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

As of June 30, 2010, 100% of our oil and natural gas properties were derived from the Richard King Field. Should the production in this field decrease at a rate faster than anticipated, our revenues and cash flow to make payments on our debt could be adversely affected. In connection with the Richard King Field, we have partnered with Durango Resources Corporation as operator.  The failure of Durango Resources to perform its duties as operator in the Richard King Field could prevent us from generating revenues.  In addition, events referred to as force majeure, such as an act of God, act of a public enemy, fire, flood, lightning, etc. could prevent us from generating revenues.

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

Other companies operated all of our production as of June 30, 2010. We have limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital with respect to exploration, exploitation, development or acquisition activities. The success and timing of exploration, exploitation and development activities on properties operated by others depend upon a number of factors determined by the operator, including:

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

As of June 30, 2010 our directors and officers beneficially own 18.9% of our outstanding common stock. See “Security Ownership of Certain Beneficial Owners and Management.” This shareholding level will allow the directors, officers and certain beneficial owners to have a significant degree of influence on matters that are required to be approved by shareholders, including the election of directors and the approval of significant transactions. The short-term interests of our directors, officers and certain beneficial owners may not always be aligned with the long-term interests of our shareholders, and vice versa. Because our directors, officers and certain beneficial owners have a significant degree of influence on matters that are required to be approved by our shareholders, they could influence the approval of transactions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not purchase or sell any unregistered securities during the period covered by this report.

We filed a registration statement for $10 million of 3 Year Notes that became effective on February 11, 2010. The 3 Year Notes are not convertible and are being offered directly through the company with the assistance of placement agents. The sales process for the placement of 3 Year Notes has commenced, and as of June 30, 2010 the Company sold $61,000 of 3 Year Notes. The proceeds from the sale of the 3 Year Notes have been used for working capital for the business.

ITEM 3.	DEFAULTS UPON

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our securityholders during the quarter ended June 30, 2010.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits.

	31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
	32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHFIELD ENERGY CORPORATION

Dated: August 20, 2010	By:	/s/ Chet Gutowsky
Chet Gutowsky
President and CEO