Form 10-Q/A
period 2010-06-30
Southfield Energy CORP
filed 2010-11-17
CIK 1409941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q/A
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

SOUTHFIELD ENERGY CORPORATION
BALANCE SHEETS
As of June 30, 2010 and December 31, 2009
(Unaudited)

	6 Months Ended	12 Months Ended
	30-Jun-10	31-Dec-09

Current Assets:
Cash	$8,718	$68,826
Other Current Assets	35	13,006
TOTAL CURRENT ASSETS	8,753	81,832

Other Long Term Assets:
Gross Capitalized Loan and Debenture Costs	421,003	413,002
Less: Accumulated Amortization	-344,567	-284,942
Net Capitalized Loan and Convertible Debenture Costs	76,436	128,060

Available for Sale Securities		345,595
Less: Valuation Allowance		-279,345
Net (market value)	-	66,250

Property & Equipment:
Oil & Gas, on the basis of successful efforts accounting
Gross Proved Properties	231,597	346,199
Less: Accumulated Depletion and Depreciation	(90,597)	(85,179)
Net Proved Properties	141,000	261,020

TOTAL ASSETS	$226,189	$537,162

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$92,576	$72,272
Accrued Interest on Convertible Debentures	247,892	198,649
Current Portion of Convertible Debentures Payable	295,000	190,000
Short term notes payable to related parties	11,799
TOTAL CURRENT LIABILTITES	647,267	460,921

Long Term Liabilities:
Convertible Debentures Payable	1,614,198	1,684,000
Asset Retirement Obligations	1,555
TOTAL LONG TERM LIABILITIES	1,615,753	1,684,000

TOTAL LIABILITIES	2,263,020	2,144,921

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 50,000,000 shares authorized, 7,410,000 and 7,410,000 issued and outstanding at 6/30/10 and 12/31/09, respectively	7,410	7,410
Additional Paid-in-Capital	111,217	99,373
Deficit accumulated during the development stage	-24,718	-24,718
Accumulated deficit	-2,130,740	-1,689,824

TOTAL STOCKHOLDERS' DEFICIT	-2,036,831	-1,607,759

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$226,189	$537,162

STATEMENTS OF OPERATIONS
For the three and six months ended
June 30, 2010 and June 30, 2009
(unaudited)

	3 Months Ended	3 Months ended	6 Months Ended	6 Months Ended
	30-Jun-10	30-Jun-09	30-Jun-10	30-Jun-09
REVENUES

Oil and Gas Production	11,347	7,905	36,715	31,851

Expenses:
Production Costs	8,923	7,585	12,533	17,074
Severance and Ad Valorem	555	465	2,344	3,371
DD&A	992	5,269	5,492	17,099
Amortization of Loan & Convertible Debenture Costs	30,000	31,346	59,625	66,834
Unsuccessful Exploration Costs	-	-	-	30,933
Impairment Recognized for Fixed Assets	116,083		116,083
General and Administrative Expenses	36,036	258,319	177,540	227,686
TOTAL OPERATING EXPENSES	192,589	302,984	373,617	362,997

OPERATING LOSS	-181,242	-295,079	-336,902	-331,146

Other Income (Expense)
Interest Income	2	32	5	101
Total Other Income	2	32	5	101

Other Expense
Loss on Sale of Securities	-654	-	-654	-134,096
Interest Expense	-52,053	-46,968	-103,365	-89,326
State Income Tax Expense	-	-	-	-
Total Other Expense	-52,707	-46,968	-104,019	-223,422

Total Other Income (Expense)	-52,705	-46,936	-104,014	-223,321

Net loss from continuing operations	$(233,947)	$(342,015)	$(440,916)	$(554,467)

Net income (loss) from discontinued operations		$1,554		$9,894

Net Loss	$(233,947)	$(340,461)	$(440,916)	$(544,573)

Other Comprehensive Loss	-	-	-	-
Unrealized loss on available for sale securities	-	-126,000	-	-66,727

Total Comprehensive Loss	$(233,947)	$(466,461)	$(440,916)	$(611,300)

Weighted average common shares outstanding	7,410,000	7,410,000	7,410,000	7,410,000

Net Loss per common share from continuing operations (Basic & Diluted)	$(0.03)	$(0.05)	$(0.06)	$(0.07)

Net Income per common share from discontinued operations (Basic & Diluted)	0	0	0	0

Basic and diluted net loss per common share	$(0.03)	$(0.05)	$(0.06)	$(0.07)

SOUTHFIELD ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2010 and 2009
(Unaudited)

	30-Jun-10	30-Jun-09

Cash Flows From Operating Activities
Net loss from continuing operations	$(440,916)	$(554,467)
Net income from discontinued operations		9,894
Net loss	-440,916	-544,573

Adjustments to reconcile net loss to net cash (used) provided by operating activities
Impairment of oil and gas properties	116,083	0
Loss on trading securities	654	134,096
Amortization of Loan & Debenture Costs	58,685	66,834
Depreciation, Depletion and Amortization	5,492	23,862
Changes in operating assets and liabilities:
Payables	20,304	-10,631
Accrued Interest	49,243	46,419
Receivables	12,971	44,758
Prepaid Expenses		30,933
Net cash provided by operating activities	-177,484	-208,302

Cash Flows From Investing Activities
Capitalized Investment in Proved Leaseholds	-	-138,932
Sale of AFS - Securities	65,596	45,273
Net cash used by investing activities	65,596	-93,659

Cash Flows From Financing Activities
Capital Contributions from Shareholders	11,844	-
Deferred financing costs	-7,061	-49,239
Debentures Payable	35,198	335,000
Related Party Borrowings	11,799	-
Net cash provided from financing activities	51,780	285,761

Net decrease in cash	-60,108	-16,200
Cash, beginning of period	68,826	123,104
Cash, end of period	$8,718	$106,904

Supplemental disclosure of non-cash items:
Unrealized gain/loss on available for sale securities	-	-66,727

Income taxes paid in cash	-
Interest expense paid in cash	$103,365	$42,908

SOUTHFIELD ENERGY CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the six months ended June 30, 2010
(Unaudited)

				Deficit
				Accumulated		Accumulated Other
	Common Stock			During	Accumulated	Comprehensive
	Shares	Amount	APIC	Development Stage	Deficit	Income	Total
Balance December 31, 2009	7,410,000	$7,410	$99,373	$(24,718)	$(1,689,824)	$-	$(1,607,759)

Expense paid by Shareholder			11,844				11,844

Net Loss					-440,916		-440,916

Balance June 30, 2010	7,410,000	$7,410	$111,217	$(24,718)	$(2,130,740)	$-	$(2,036,831)

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

Sales and Retirement Policies: Gains and losses on the sale or abandonment of oil and gas properties are generally reflected in income. Costs of retired equipment, net of salvage value, are usually charged to accumulated amortization..

Impairment Policies: Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. Oil and gas producing assets are evaluated for impairment at least annually at the end of every year. If, upon review, the sum of the undiscounted pretax cash flows are less than the carrying value of the asset group, the carrying value is written down to the estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets – generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of the expected future cash flows using discount rates commensurate with the risks involved in the asset group. Based on the carrying value of the Durango Leaseholds v fair market value, an impairment of $116,083 was determined to have occurred during the reporting period which netted the carrying value of the asset to $141,000.  .

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

NOTE 10 – Discontinued Operations

On August 12, 2009, the Company sold its interest in the Aldwell Unit to the operator of the unit, Mariner Energy Inc., for $300,000.  Southfield divested the asset through an intermediary that charged the company 6% of the sales price to list the property, find qualified buyers and execute the sale. The effective date of the sale is September 1, 2009.  The carrying amount of the Aldwell Unit at the time of the sale was $132,012 less depreciation, depletion, and amortization of $6,146. Net Income from the Aldwell Unit for the three months ended June 30, 2010 and June 30, 2009 was $0.00  and $1,554, respectively. Revenue from the Aldwell Unit for the six months ended June 30, 2009 was $18,890.  Net income from the Aldwell Unit for the six months ended June 30, 2009 was $9,894.

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

NOTE 14 – Impairment of Proved Properties

The Company analyzed its proved oil and gas properties located in the Mary King Estell lease as of December 31, 2009. The estimated undiscounted net cash flows provided in the December 31, 2009 reserve report was greater than the carrying value of the assets, therefore no impairment was necessary. An impairment analysis was conducted as of June 30, 2010 and there were impairment indicators.  The carrying value of the Mary King Estell lease exceeded the fair market value necessitating an impairment of the assets in the amount of $116,083.

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

NOTE 18 – Subsequent Events

As a subsequent event to this reporting period, effective August 1, 2010, the Company is selling its interest in the Mary King Estell lease for $150,000. The Company is paying a 6% commission to a listing service that listed the assets for sale. The proceeds from the sale of the assets will be used to meet current and long-term obligations of the Company. The Company no longer has oil and gas assets or other revenue producing assets and unless it receives additional debt or equity funding will not be able to invest in oil and gas projects or fulfill its obligations to its creditors.  Based on the event as described, in accordance with GAAP and SFAS 165, an impairment loss was recorded in the financial statements.

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

Recent Developments

Durango Resources

Since partnering with Durango Resources, we have participated in the drilling and completion of five commercially viable oil and gas wells on the Mary King Estell lease in the Richard King Field in Nueces County, Texas. All of the wells were drilled to depths less than 6,500 feet, and as of the date of this report, were producing natural gas at various rates. We have not made any unsuccessful investments in this field and have thus far completed all of the wells that we have drilled. These wells produce gas from the Frio formation, and as of June 30, 2010, constituted all of our revenues.  Our share of production from these wells was 5,970 barrels of oil equivalent in 2008 and 4,057 barrels of oil equivalent in 2009. We did not drill any new wells with Durango in the first or second quarter of 2010.   As a subsequent event to this reporting period, effective August 1, 2010, the Company is selling its interest in the Mary King Estell lease for $150,000. The Company is paying a 6% commission to a listing service that listed the assets for sale. The proceeds from the sale of the assets will be used to meet current and long-term obligations of the Company. The Company no longer has oil and gas assets and unless it receives additional debt or equity funding will not be able to invest in oil and gas projects or fulfill its obligations to its creditors.

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

Revenues.   Revenues from continuing operations decreased from $31,851 to $36,715 for the six months ended June 30, 2009, as compared to the six months ended June 30, 2010, due to the divestiture of the Aldwell Unit. Production realized from the Aldwell Unit decreased by 572 barrels of oil equivalent (BOE) over the periods due to its sale and; and production in the Richard King Field decreased from 1,953 BOE to 1,206 BOE. Additionally, the average price per BOE increased from $20.10 to $30.44 for the six months ended June 30, 2009 to 2010, respectively.

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

Liquidity and Capital Resources

Historically, we have financed our operations through the issuance of debt and equity securities and cash generated from operations.  As of June 30, 2010 we had $8,718 of cash and cash equivalents, a working capital deficit of $638,514 and a total stockholders’ deficit of $2,036,831.  Our expenses exceeded our revenues for the three and six months ended June 30, 2010; thus, we incurred a net operating loss of $181,242 and $336,902, respectively.

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

Due to market prices as of June 30, 2010, the company recognized an impairment of its Durango leaseholds which is reflective of fair market value of the assets located within the Durango leaseholds.

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

SOUTHFIELD ENERGY CORPORATION

Dated: November 15, 2010	By:	/s/ Chet Gutowsky
Chet Gutowsky
President and CEO